Form 10-Q
period 2016-06-30
UNITY GLOBAL HOLDINGS LTD.
filed 2016-08-22
CIK 1662669

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                  FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2016

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

                              (86) 139-2742-9282
          (Registrant's telephone number, including area code)


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

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


     Class                                 Outstanding at
                                           August 1, 2016

Common Stock, par value $0.0001               205,000,000

Documents incorporated by reference:            None

__________________________________________________________________________

                      FINANCIAL STATEMENTS


Balance Sheets as of June 30, 2016 (unaudited) and
December 31, 2015                                              2

Statements of Operations for the Three and Six Months
Ended June 30, 2016 (unaudited)                                3

Statement of Cash Flows for the Six Months
Ended June 30, 2016 (unaudited)                                4

Notes to Financial Statements (unaudited)                      5-8

______________________________________________________________________

                    UNITY GLOBAL HOLDINGS LTD.
                         BALANCE SHEETS

           ASSETS
                                             June 30,        December 31,
                                               2016              2015
                                            ------------     ------------
                                            (Unaudited)
   Current assets

     Cash                                   $        -        $        -
                                            ------------      ------------
        Total assets                        $        -        $        -
                                            ============      ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities
       Accrued liabilities                 $      2,500	      $     1,000
                                            ------------      ------------
           Total liabilities                      2,500	            1,000
                                            ------------      ------------

   Stockholders' Equity
       Preferred stock, $0.0001 par value
       20,000,000 shares authorized;
       none issued and outstanding                 -                 -
       Common Stock, $0.0001 par value,
       500,000,000 shares authorized;
       205,000,000 shares and 20,000,000
       shares issued and outstanding
       June 30, 2016 and December 31, 2015      20,500             2,000

       Discount on Common Stock	               (20,500)           (2,000)
       Additional paid-in capital                2,050		     312
       Accumulated deficit                      (4,550)           (1,312)
                                            ------------      ------------
          Total stockholders' deficit           (2,500 )          (1,000)
                                            ------------      ------------
          Total liabilities and
             stockholders' deficit          $        -        $        -
                                            ============      ============

           The accompanying notes are an integral part of these unaudited financial statements.

______________________________________________________________________

                           UNITY GLOBAL HOLDINGS LTD.
                            STATEMENTS OF OPERATIONS
				 (UNAUDITED)
        	     			    For the three         For the six
					    months ended          months ended
                                            June 30, 2016         June 30, 2016
                                            -------------         -------------
    Revenue                                 $          -                   -
    Cost of revenues                                   -                   -
                                            -------------         -------------
    Gross profit                                       -                   -
                                            -------------         -------------
    Operating expenses                             2,588	         3,238
                                            -------------         -------------
    Operating loss                                (2,588)               (3,238)
                                            -------------         -------------
    Loss before income taxes                      (2,588)               (3,238)
    Income tax expense                                -                    -
                                            -------------         -------------
    Net loss                                $     (2,588)               (3,238)
					    =============         =============
    Loss per share - basic and diluted      $         -			   -
					    =============         =============
    Weighted average shares -                 21,847,826            20,928,962
         basic and diluted                  =============         =============


                                       3
______________________________________________________________________

                            UNITY GLOBAL HOLDINGS LTD.
                              STATEMENT OF CASH FLOWS
                                    (UNAUDITED)

        	     			                 For the six months
					                 ended June 30, 2016
                                                         ---------------------
OPERATING ACTIVITIES

   Net loss                                               $          (3,238)

   Non-cash adjustments to reconcile net loss to net cash:
     Expenses paid for by stockholder and contributed
     as capital                                                       1,738

   Changes in Operating Assets and Liabilities:
     Accrued liability                                               (1,500)
                                                          --------------------
       Net cash provided by (used in) operating activities                 -
                                                          --------------------
   Net increase in cash                                    $               -
                                                           ===================
   Cash, beginning of period                                               -
                                                           ===================
   Cash, end of period                                     $               -
                                                           ===================
   SUPPLEMENTAL DISCLOSURES:
     Cash paid during the period for:
        Income tax                                         $               -
                                                           ===================
     Interest                                              $               -
                                                           ===================

  The accompanying notes are an integral part of these unaudited financial statements.

______________________________________________________________________

                    UNITY GLOBAL HOLDINGS LTD.
            Notes to Unaudited Condensed Financial Statements

NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

    Unity Global Holdings Ltd. (formerly Jackson Hill Acquisition Corporation) (the "Company") was incorporated on December 11, 2015 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception. The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange.

    On June 1, 2016 the Company amended its certificate of incorporation to increase the authorized number of shares of common stock to 500,000,000.

     On June 29, 2016 the Company effected a change in control by the following actions:

	The Company redeemed an aggregate of 15,000,000 shares of the 20,000,000 outstanding of common stock, pro rata, from the then two shareholders. James Cassidy resigned as the Company's president, secretary and director and James McKillop resigned as the Company's vice president and director. Chin Kha Foo was named the sole officer and director of the Company.

   Subsequent to the change in control, the Company anticipates that it will develop, through acquisition of a private company or development of its business plan, as a company focusing real estate investments in the United States, e-commerce including sales of fine jewelry, educational materials, and healthy life style foods and technologies.

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

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to such rules and regulations. The results for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of June 30, 2016.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2016.

______________________________________________________________________

                       UNITY GLOBAL HOLDINGS LTD.
            Notes to Unaudited Condensed Financial Statements


INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2016 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2016, there are no outstanding dilutive securities.

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

______________________________________________________________________
                       UNITY GLOBAL HOLDINGS LTD.
            Notes to Unaudited Condensed Financial Statements

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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $3,238 for the six months ended
June 30, 2016. The Company had a working capital deficit of $2,500 and an accumulated deficit of $4,550 as of June 30, 2016. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 - ACCRUED LIABILITIES

As of June 30, 2016, the Company had an accrued professional fee of $2,500.

NOTE 4 - STOCKHOLDERS' DEFICIT

On December 11, 2015 the Company issued 20,000,000 founders common stock to two directors and officers. The Company is authorized to issue 500,000,000 shares of common stock and 20,000,000 shares of preferred stock. Of 20,000,000 shares issued, 15,000,000 were redeemed on June 29, 2016. As part of a change of control, the Company issued 200,000,000 shares of its common stock on June 30, 2016.

As of June 30, 2016, 205,000,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 5 - SUBSEQUENT EVENT

Management has evaluated subsequent events through August 17, 2016, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of June 30, 2016 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, "Subsequent Events."

______________________________________________________________________

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

  Unity Global Holdings Inc. (formerly "Jackson Hill Acquisition Corporation") was incorporated on December 11, 2015 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Unity Global Holdings Inc. ("Unity" or the "Company") is a blank check company and qualifies as an "emerging growth company" as defined in the Jumpstart Our Business Startups Act which became law in April, 2012.

     On June 1, 2016, the shareholders of the Company and the Board of Directors unanimously approved an amendment to the Company's certificate of incorporation increasing the authorized number of shares of common stock from 100,000,000 to 500,000,000. The authorized number of non-designated preferred stock remained unchanged at 20,000,000.

     On June 29, 2016 the Company effected a change in control by the following actions: the Company redeemed an aggregate of 15,000,000 shares of the 20,000,000 outstanding of common stock, pro rata, from the then two shareholders. James Cassidy resigned as the Company's president, secretary and director and James McKillop resigned as the Company's vice president and director.

     Chin Kha Foo was named the sole officer and director of the Company.

     On June 30, 2016, the Company issued 200,000,000 shares of its common stock to Chin Kha Foo.

     As part of the change in control, the Company changed its name to Unity Global Holdings Ltd.

   The Company has no operations nor does it currently engage in any business activities generating revenues. The Company anticipates that it will develop, through acquisition of a private company or the development of its own business plan, to be involved in real estate investments in the United States, e-commerce including sales of fine jewelry, educational materials, and healthy life style foods and technologies.

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

     As of June 30, 2016 the Company had not generated revenues and had no income or cash flows from operations since inception. The Company had sustained net loss of $3,238 and an accumulated deficit of $4,550 for the six months ended and as of June 30, 2016, respectively.

    The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with Premier Hopkins.

     Former management will pay all expenses incurred by the Company until the change in control is effected. There is no expectation of repayment for such expenses.


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


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       During the past three years, the Company has issued 20,000,000 common shares pursuant to Section 4(2) of the Securities Act of 1933 at par as follows:

     On December 11, 2015 the Company issued the following shares of its common stock:

Name               Number of Shares

James Cassidy         10,000,000
                       7,500,000 redeemed June 29, 2016
James McKillop        10,000,000
                       7,500,000 redeemed June 29, 2016

June 30, 2016:

Chin Kha Foo	     200,000,000


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


                            By:   /s/ Chin Kha Foo
                                  President, Chief Financial Officer

Dated:   August 19, 2016