Form 10-Q
period 2016-09-30
UNITY GLOBAL HOLDINGS LTD.
filed 2016-11-21
CIK 1662669

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-55563

UNITY GLOBAL HOLDINGS LTD.

(Exact name of registrant as specified in its charter)

JACKSON HILL ACQUISITION CORPORATION

(Former name of registrant as specified in its charter)

Delaware	81-1014217
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 1217, North Tower, Concordia Plaza

No. 1 Science Museum Road

TsimShaTsui East

Kowloon, Hong Kong

(Address of principal executive offices) (zip code)

(86) 139-2742-9282

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company(as defined in Rule 12b-2 of the Exchange Act). Yes ☒      No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at November 21, 2016
Common Stock, par value $0.0001	205,000,000
Documents incorporated by reference:	None

FINANCIAL STATEMENTS

Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015	1

Statements of Operations for the Three and Nine Months Ended September 30, 2016 (unaudited)	2

Statement of Cash Flows for the Nine Months Ended September 30, 2016 (unaudited)	3

Notes to Financial Statements (unaudited)	4-8

UNITY GLOBAL HOLDINGS LTD.

BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$-	$-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accrued liabilities	$1,500	$1,000

Total Liabilities	1,500	1,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value 20,000,000 shares authorized; none issued and outstanding September 30, 2016	-	-
Common Stock, $0.0001 par value, 500,000,000 shares authorized; 205,000,000 shares and 20,000,000 shares issued and outstanding September 30, 2016 and December 31, 2015	20,500	2,000
Discount on Common Stock	(20,500)	(2,000)
Additional paid-in capital	4,550	312
Accumulated deficit	(6,050)	(1,312)
Total Stockholders’ Deficit	(1,500)	(1,000)
Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

UNITY GLOBAL HOLDINGS LTD.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended September 30,	For the nine months ended September 30,
	2016	2016

Revenue	$-	$-
Cost of Revenues	-	-
Gross Profit	-	-

Operating expenses	1,500	4,738

Operating Loss	(1,500)	(4,738)

Loss before income taxes	(1,500)	(4,738)

Income Tax Expense	-	-

Net loss	$(1,500)	$(4,738)

Loss per share - basic and diluted	$0.00	$(0.00)

Weighted average shares - basic and diluted	205,000,000	82,062,044

The accompanying notes are an integral part of these unaudited financial statements.

UNITY GLOBAL HOLDINGS LTD.

STATEMENT OF CASH FLOWS

(UNAUDITED)

For the nine months ended September 30,
2016
OPERATING ACTIVITIES
Net Loss	$(4,738)
Non-cash adjustments to reconcile net loss to net cash:
Expenses paid for by stockholder and contributed as capital	4,238
Changes in Operating Assets and Liabilities:
Accrued liability	500
Net cash provided by(used in) operating activities	-

Net increase in cash	$-

Cash, beginning of period	-

Cash, end of period	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:

Income tax	$-
Interest	$-

The accompanying notes are an integral part of these unaudited financial statements.

UNITY GLOBAL HOLDINGS LTD.

Notes to Unaudited Condensed Financial Statements

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Unity Global Holdings Ltd. (formerly Jackson Hill Acquisition Corporation) (the “Company”) was incorporated on December 11, 2015 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception. The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange.

On June 1, 2016 the Company amended its certificate of incorporation to increase the authorized number of shares of common stock to 500,000,000.

On June 29, 2016 the Company effected a change in control by the following actions:

The Company redeemed an aggregate of 15,000,000 shares of the 20,000,000 outstanding of common stock, pro rata, from the then two shareholders. James Cassidy resigned as the Company’s president, secretary and director and James McKillop resigned as the Company’s vice president and director. Chin Kha Foo was named the sole officer and director of the Company.

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

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s unaudited condensed financial statements. Such unaudited condensed financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying unaudited condensed financial statements. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. The results for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of September 30, 2016.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2016.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2016 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2016, there are no outstanding dilutive securities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

On November 20, 2015, FASB issued ASU-2015-17-Income Taxes. The Board is issuing this Update as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company is still in the process of evaluating future impact of adopting this standard. Management believes that the impact of this ASU to the Company’s financial statements would be insignificant.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows”. The amendments provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4) Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; (8) Beneficial Interests in Securitization Transactions; and Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory”, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-06 will be effective for the Company in its first quarter of 2019. The Company is currently evaluating the impact of adopting ASU 2016-16 on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control”. The amendments affect reporting entities that are required to evaluate whether they should consolidate a variable interest entity in certain situations involving entities under common control. Specifically, the amendments change the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $4,738 for the nine months ended September 30, 2016. The Company had a working capital deficit of $1,500 and an accumulated deficit of $6,050 as of September 30, 2016. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The unaudited condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

NOTE 3 - ACCRUED LIABILITIES

As of September 30, 2016, the Company had an accrued professional fee of $1,500.

NOTE 4 - STOCKHOLDERS’ DEFICIT

On December 11, 2015 the Company issued 20,000,000 founders common stock to two directors and officers. The Company is authorized to issue 500,000,000 shares of common stock and 20,000,000 shares of preferred stock. Of 20,000,000 shares issued, 15,000,000 were redeemed on June 29, 2016. As part of a change of control, the Company issued 200,000,000 shares of its common stock on June 30, 2016.

As of September 30, 2016, 205,000,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 5 - SUBSEQUENT EVENT

Management has evaluated subsequent events through November 21, 2016, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of September 30, 2016 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unity Global Holdings Inc. (formerly “Jackson Hill Acquisition Corporation”) was incorporated on December 11, 2015 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Unity Global Holdings Inc. (“Unity” or the “Company”) is a blank check company and qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act which became law in April, 2012.

On June 1, 2016, the shareholders of the Company and the Board of Directors unanimously approved an amendment to the Company’s certificate of incorporation increasing the authorized number of shares of common stock from 100,000,000 to 500,000,000. The authorized number of non-designated preferred stock remained unchanged at 20,000,000.

On June 29, 2016 the Company effected a change in control by the following actions: the Company redeemed an aggregate of 15,000,000 shares of the 20,000,000 outstanding of common stock, pro rata, from the then two shareholders. James Cassidy resigned as the Company’s president, secretary and director and James McKillop resigned as the Company’s vice president and director.

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

As of September 30, 2016 the Company had not generated revenues and had no income or cash flows from operations since inception. The Company had sustained net loss of $4,738 and an accumulated deficit of $6,050 for the nine months ended and as of September 30, 2016, respectively.

The Company’s independent auditors have issued a report raising substantial doubt about the Company’s ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with Premier Hopkins.

Former management will pay all expenses incurred by the Company until the change in control is effected. There is no expectation of repayment for such expenses.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Information not required to be filed by Smaller reporting companies.

ITEM 4. Controls and Procedures.

Disclosures and Procedures

Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the period covered by this report under the supervision and with the participation of the Company’s principal executive officer (who is also the principal financial officer).

Based upon that evaluation, he believes that the Company’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

This Quarterly Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Quarterly Report.

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

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

Dated: November 21, 2016	By:	/s/ Chin Kha Foo
President, Chief Financial Officer

