Form 10-K
period 2016-12-31
UNITY GLOBAL HOLDINGS LTD.
filed 2017-03-31
CIK 1662669

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes  ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter $ 0

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at March 31 , 2017
Common Stock, par value $0.0001	205,000,000

Documents incorporated by reference: None

UNITY GLOBAL HOLDINGS LTD.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

PART I

ITEM 1. BUSINESS

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

At the period covered by this Report for the year ended December 31, 2016, the Company had no employees and one officer and director. The Company has three shareholders.

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

As of December 31, 2016, the Company had not generated revenues from operations since inception. At December 31, 2016, the Company had sustained net loss of $10,413.

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

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

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

As of December 31, 2016 the Company had not generated revenues since inception. The Company had sustained net loss of $10,413 and an accumulated deficit of $11,725 for the year ended and as of December 31, 2016, respectively.

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

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Information not required to be filed by Smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements for the year ended December 31, 2016 and for the period from December 11, 2015 (Inception) to December 31, 2015 are attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 21, 2016, the Company changed its auditor and has filed a Form 8-K noticing the termination of its former accountants and engagement of the new accountants.

During the years ended December 31, 2016 and 2015, we have had no disagreements with our accountants on accounting and financial disclosure.

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

Management's Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's officer, its president, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2016, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2016, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

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

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE;

The Director and Officer of the Company is as follow as of the date of this report:

Name	AGE	Positions and Offices Held

Chin Kha Foo	42	President, Secretary, Treasurer Director

Management of the Company

Chin Kha Foo, serves as the sole officer and director of the Company. Since 2008, Mr. Foo has served as a sales adviser and marketing manager and advisor for OTS Group. His duties have included business development and service quality control. Mr. Foo graduated from SMK Sungai Tapang Kuching Sarawak, Malaysia, in 1992.

There are no agreements or understandings for the above-named officer or director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2016, each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock and the director and officer of the Company. The Company does not have any compensation plans and has not authorized any securities for future issuance. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

	Amount of	Percent of
Name of Beneficial Owner	Beneficial Ownership	Outstanding Stock(1)

Chin Kha Foo	200,000,000	97.56%

All Executive Officers and	200,000,000	97.56%
Directors as a Group (1 Person)

(1) Calculated based on 205,000,000 shares of Common Stock outstanding as of March 28, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

As of December 31, 2016, the Company issued a total of 205,000,000 shares of common stock pursuant to Section 4(2) of the Securities Act at a discount of $20,500.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Company has no activities except for independent audit and Delaware state fees.

Audit Fees consist of fees billed for professional services rendered for the audit of our company’s financial statements and review of our interim financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements. The following table represents audit fees for the years ended December 31, 2016 and 2015, respectively.

	2016	2015
Audit Fees	$7,750	$1,000

The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on pre- approval policies and procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1) Financial Statements: The financial statements, related notes and report of independent registered public accounting firm are included in Item 8 of Part II of this 2016 Annual Report on Form 10-K.

2) Financial Statement Schedules: All schedules have been omitted because they are not applicable or not required, or the required information is included in the financial statements or notes thereto.

3) Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2016 and 2015	F-3

Statements of Operations for the year ended December 31, 2016 and for the period from December 11, 2015 (Inception) to December 31, 2015	F-4

Statements of Changes in Stockholders' Deficit for the year ended December 31, 2016 and for the period from December 11, 2015 (Inception) to December 31, 2015	F-5

Statements of Cash Flows for the year ended December 31, 2016 and for the period from December 11, 2015 (Inception) to December 31, 2015	F-6

Notes to Financial Statements	F-7

KCCW Accountancy Corp.

CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Unity Global Holdings Ltd.,

We have audited the accompanying balance sheet of Unity Global Holdings Ltd. (formerly Jackson Hill Acquisition Corporation) (the "Company") as of December 31, 2016 and 2015, and the related statement of operations, changes in stockholders' deficit, and cash flows for the year ended December 31, 2016 and for the period from December 11, 2015 (Inception) to December 31, 2015. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the year ended December 31, 2016 and for the period from December 11, 2015 (Inception) to December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KCCW Accountancy Corp.

Alhambra, California

March 31, 2017

UNITY GLOBAL HOLDINGS LTD.
BALANCE SHEETS

	December 31, 2016	December 31, 2015

ASSETS

Current Assets
Cash and cash equivalents	$-	$-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued liabilities	$4,175	$1,000
Loan from an unrelated party	1,000	-

Total Liabilities	5,175	1,000

Stockholders' Equity
Preferred stock, $0.0001 par value 20,000,000 shares authorized; none issued and outstanding at December 31, 2016 and 2015	-	-
Common Stock, $0.0001 par value, 500,000,000 shares authorized; 205,000,000 shares and 20,000,000 shares issued and outstanding at December 31, 2016 and 2015, respectively	20,500	2,000
Discount on Common Stock	(20,500)	(2,000)
Additional paid-in capital	6,550	312
Accumulated deficit	(11,725)	(1,312)
Total stockholders' deficit	(5,175)	(1,000)
Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

UNITY GLOBAL HOLDINGS LTD.
STATEMENTS OF OPERATIONS

	For the year ended December 31,	For the period from December 11, 2015 (Inception) to December 31,
	2016	2015

Revenue	$-	$-
Cost of Revenue	-	-
Gross Profit	-	-

Operating Expenses	10,413	1,312

Operating Loss	(10,413)	(1,312)

Loss Before Income Taxes	(10,413)	(1,312)

Income Tax Expense	-	-

Net Loss	$(10,413)	$(1,312)

Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average shares- basic and diluted	112,964,481	20,000,000

The accompanying notes are an integral part of these financial statements.

UNITY GLOBAL HOLDINGS LTD.
STATEMENT OF STOCKHOLDERS' EQUITY

			Discount on	Additional		Total
	Common Stock		Common	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Stock	Capital	Deficit	Equity

Balance December 11, 2015 (Inception)	-	$-	$-	$-	$-	$-

Issuance of common stock	20,000,000	2,000	(2,000)	-	-	-
Stockholder contribution for company expenses	-	-	-	312	-	312
Net loss	-	-	-	-	(1,312)	(1,312)

Balance December 31, 2015	20,000,000	2,000	(2,000)	312	(1,312)	(1,000)

Redemption of common stock	(15,000,000)	(1,500)	1,500	-	-	-
Issuance of common stock	200,000,000	20,000	(20,000)	-	-	-
Stockholder contribution for company expenses	-	-	-	6,238	-	6,238
Net loss	-	-	-	-	(10,413)	(10,413)

Balance December 31, 2016	205,000,000	$20,500	$(20,500)	$6,550	$(11,725)	$(5,175)

The accompanying notes are an integral part of these financial statements.

UNITY GLOBAL HOLDINGS LTD.
STATEMENTS OF CASH FLOWS

	For the year ended December 31,	For the period from December 11, 2015 (Inception) to December 31,
	2016	2015
OPERATING ACTIVITIES
Net Loss	$(10,413)	$(1,312)
Non-cash adjustments to reconcile net loss to net cash:
Expenses paid for by stockholder and contributed as capital	6,238	312
Changes in Operating Assets and Liabilities:
Accrued liability	3,175	1,000
Net cash used in operating activities	(1,000)	-

Proceeds from loan from an unrelated party	1,000	-
Net cash provided by financing activities	1,000	-

Net increase in cash	$-	$-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-	$-
Interest	$-	$-

NON-CASH TRANSACTION:
Common stock issued to founders for no consideration	$-	$2,000
Common stock issued to officer for no consideration	$20,000	$-

The accompanying notes are an integral part of these financial statements.

UNITY GLOBAL HOLDINGS LTD.

Notes to Financial Statements

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of December 31, 2016 and 2015.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2016 and 2015.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2016 and 2015, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2016 and 2015, there are no outstanding dilutive securities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows”. The amendments provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4)Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; (8) Beneficial Interests in Securitization Transactions; and Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $10,413 and $1,312 for the year ended December 31, 2016 and for the period from December 11, 2015 (Inception) to December 31, 2015, respectively. The Company had a working capital deficit of $5,175 and an accumulated deficit of $11,725 as of December 31, 2016 and a working capital deficit of $1,000 and an accumulated deficit of $1,312 as of December, 2015. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 - ACCRUED LIABILITIES

As of December 31, 2016 and 2015, the Company had an accrued professional fees of $4,175 and $1,000, respectively.

NOTE 4 - LOAN FROM AN UNRELATED PARTY

Loan from an unrelated party amounted to $1,000 and $0 as of December 31, 2016 and 2015, respectively. Loan from an unrelated party is payment made by an unrelated party for professional fees on behalf of the Company. The loan is unsecured, had no written agreement, due on demand with no maturity date and bearing no interest.

NOTE 5 - STOCKHOLDERS’ DEFICIT

On December 11, 2015 the Company issued 20,000,000 founders common stock to two directors and officers. The Company is authorized to issue 500,000,000 shares of common stock and 20,000,000 shares of preferred stock. Of 20,000,000 shares issued, 15,000,000 were redeemed on June 29, 2016. As part of a change of control, the Company issued 200,000,000 shares of its common stock on June 30, 2016.

As of December 31, 2016, 205,000,000 shares of common stock and no preferred stock were issued and outstanding.

$6,238 and $312 were paid by the Company’s CEO and director for professional fees during the year ended December 31, 2016 and for the period from December 11 (Inception) 2015 to December 31, 2015, respectively.

NOTE 6 - SUBSEQUENT EVENT

Management has evaluated subsequent events through March 31, 2017, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of December 31, 2016 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITY GLOBAL HOLDINGS LTD

By:	/s/ Chin Kha Foo
Chin Kha Foo
President, Chief Financial Officer

 Dated: March 31, 2017

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	Date
/s/ Chin Kha Foo	President, Chief Financial Officer	March 31, 2017
Chin Kha Foo

10