Form 10-K/A
period 2016-12-31
UNITY GLOBAL HOLDINGS LTD.
filed 2017-03-31
CIK 1662669

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

The Company registered its common stock on a Form 10 registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof On January 7, 2016 which became automatically effective 60 days thereafter. The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-Q and annual reports Form 10-K.

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

During the year ended December 31, 2016 and for the period from December 11, 2015 (Inception) to December 31, 2015, we have had no disagreements with our accountants on accounting and financial disclosure.

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
Directors as a Group (1 Person)

(1) Calculated based on 205,000,000 shares of Common Stock outstanding as of March 31, 2017.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Unity Global Holdings Ltd.,

We have audited the accompanying balance sheets of Unity Global Holdings Ltd. (formerly Jackson Hill Acquisition Corporation) (the "Company") as of December 31, 2016 and 2015, and the related statements of operations, changes in stockholders' deficit, and cash flows for the year ended December 31, 2016 and for the period from December 11, 2015 (Inception) to December 31, 2015. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ KCCW Accountancy Corp.

Alhambra, California

March 31, 2017

UNITY GLOBAL HOLDINGS LTD.
BALANCE SHEETS

	December 31, 2016	December 31, 2015

ASSETS

Current Assets
Cash and cash equivalents	$-	$-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued liabilities	$4,175	$1,000
Loan from an unrelated party	1,000	-

Total Liabilities	5,175	1,000

Stockholders' Equity
Preferred stock, $0.0001 par value 20,000,000 shares authorized; none issued and outstanding at December 31, 2016 and 2015	-	-
Common Stock, $0.0001 par value, 500,000,000 shares authorized; 205,000,000 shares and 20,000,000 shares issued and outstanding at December 31, 2016 and 2015, respectively	20,500	2,000
Discount on Common Stock	(20,500)	(2,000)
Additional paid-in capital	6,550	312
Accumulated deficit	(11,725)	(1,312)
Total stockholders' deficit	(5,175)	(1,000)
Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

UNITY GLOBAL HOLDINGS LTD.
STATEMENTS OF OPERATIONS

	For the year ended December 31,	For the period from December 11, 2015 (Inception) to December 31,
	2016	2015

Revenue	$-	$-
Cost of Revenue	-	-
Gross Profit	-	-

Operating Expenses	10,413	1,312

Operating Loss	(10,413)	(1,312)

Loss Before Income Taxes	(10,413)	(1,312)

Income Tax Expense	-	-

Net Loss	$(10,413)	$(1,312)

Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average shares- basic and diluted	112,964,481	20,000,000

The accompanying notes are an integral part of these financial statements.

UNITY GLOBAL HOLDINGS LTD.
STATEMENT OF STOCKHOLDERS' EQUITY

			Discount on	Additional		Total
	Common Stock		Common	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Stock	Capital	Deficit	Equity

Balance December 11, 2015 (Inception)	-	$-	$-	$-	$-	$-

Issuance of common stock	20,000,000	2,000	(2,000)	-	-	-
Stockholder contribution for company expenses	-	-	-	312	-	312
Net loss	-	-	-	-	(1,312)	(1,312)

Balance December 31, 2015	20,000,000	2,000	(2,000)	312	(1,312)	(1,000)

Redemption of common stock	(15,000,000)	(1,500)	1,500	-	-	-
Issuance of common stock	200,000,000	20,000	(20,000)	-	-	-
Stockholder contribution for company expenses	-	-	-	6,238	-	6,238
Net loss	-	-	-	-	(10,413)	(10,413)

Balance December 31, 2016	205,000,000	$20,500	$(20,500)	$6,550	$(11,725)	$(5,175)

The accompanying notes are an integral part of these financial statements.

UNITY GLOBAL HOLDINGS LTD.
STATEMENTS OF CASH FLOWS

	For the year ended December 31,	For the period from December 11, 2015 (Inception) to December 31,
	2016	2015
OPERATING ACTIVITIES
Net Loss	$(10,413)	$(1,312)
Non-cash adjustments to reconcile net loss to net cash:
Expenses paid for by stockholder and contributed as capital	6,238	312
Changes in Operating Assets and Liabilities:
Accrued liability	3,175	1,000
Net cash used in operating activities	(1,000)	-

Proceeds from loan from an unrelated party	1,000	-
Net cash provided by financing activities	1,000	-

Net increase in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-	$-
Interest	$-	$-

NON-CASH TRANSACTION:
Common stock issued to founders for no consideration	$-	$2,000
Common stock issued to officer for no consideration	$20,000	$-

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

NOTE 3 - ACCRUED LIABILITIES

As of December 31, 2016 and 2015, the Company had accrued professional fees of $4,175 and $1,000, respectively.

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

The Company’s CEO and director paid $6,238 and $312 for professional fees during the year ended December 31, 2016 and for the period from December 11 (Inception) 2015 to December 31, 2015, respectively.

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