Form 10-Q
period 2017-06-30
UNITY GLOBAL HOLDINGS LTD.
filed 2017-08-14
CIK 1662669

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

JACKSON HILL ACQUISITION CORPORATION

(Former Name)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company) Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒      No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at August 14, 2017
Common Stock, par value $0.0001	205,000,000
Documents incorporated by reference:	None

FINANCIAL STATEMENTS

Condensed Balance Sheets as of June 30, 2017 (unaudited) and December 31, 2016	1

Condensed Statements of Operations for the Three and Six Months Ended June 30, 2017 and 2016 (unaudited)	2

Condensed Statements of Cash Flows for the Six Months Ended June 30, 2017 and 2016 (unaudited)	3

Notes to Condensed Financial Statements (unaudited)	4-7

UNITY GLOBAL HOLDINGS LTD.

CONDENSED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$-	$-
Prepaid expense	500	-

Total Assets	$500	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accrued liabilities	$2,900	$4,175
Loan from an unrelated party	11,675	1,000

Total Liabilities	14,575	5,175

Stockholders’ Equity
Preferred stock, $0.0001 par value 20,000,000 shares authorized; none issued and outstanding at June 30, 2017 and December 31, 2016	-	-
Common Stock, $0.0001 par value, 500,000,000 shares authorized; 205,000,000 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	20,500	20,500
Discount on Common Stock	(20,500)	(20,500)
Additional paid-in capital	6,550	6,550
Accumulated deficit	(20,625)	(11,725)
Total stockholders’ deficit	(14,075)	(5,175)
Total Liabilities and Stockholders’ Deficit	$500	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNITY GLOBAL HOLDINGS LTD.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended June 30,	For the three months ended June 30,	For the six months ended June 30,	For the six months ended June 30,
	2017	2016	2017	2016

Revenue	$-	$-	$-	$-
Cost of Revenues	-	-	-	-
Gross Profit	-	-	-	-

Operating expenses	3,725	2,588	8,900	3,238

Loss before income taxes	(3,725)	(2,588)	(8,900)	(3,238)

Income Tax Expense	-	-	-	-

Net loss	$(3,725)	$(2,588)	$(8,900)	$(3,238)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares - basic and diluted	205,000,000	21,847,826	205,000,000	20,928,962

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNITY GLOBAL HOLDINGS LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended June 30,	For the six months ended June 30,
	2017	2016
OPERATING ACTIVITIES
Net Loss	$(8,900)	$(3,238)
Non-cash adjustments to reconcile net loss to net cash:
Expenses paid for by a stockholder and contributed as capital	-	1,738
Changes in Operating Assets and Liabilities:
Prepaid expense	(500)	-
Accrued liabilities	(1,275)	1,500
Net cash used in operating activities	(10,675)	-

FINANCING ACTIVITIES
Net proceeds from an unrelated party	10,675	-
Net cash provided by financing activities	10,675	-

Net increase in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-	$-
Interest	$-	$-

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

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s unaudited condensed financial statements. Such unaudited condensed financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying unaudited condensed financial statements. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. The results for the six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of June 30, 2017 and December 31, 2016, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2017 and December 31, 2016.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2017 and December 31, 2016, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2017 and December 31, 2016, there are no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $3,725 and $2,588 for the three months ended June 30, 2017 and 2016, respectively, and has sustained operating loss of $8,900 and $3,238 for the six months ended June 30, 2017 and 2016, respectively. The Company had a working capital deficit of $14,075 and an accumulated deficit of $20,625 as of June 30, 2017 and a working capital deficit of $5,175 and an accumulated deficit of $11,725 as of December 31, 2016. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 - ACCRUED LIABILITIES

As of June 30, 2017, the Company had accrued professional fees of $2,350 and State of Delaware franchise tax and other general & administrative expenses of $550. As of December 31, 2016, the Company had accrued professional fee of $4,175.

NOTE 4 - LOAN FROM AN UNRELATED PARTY

Loan from an unrelated party amounted to $11,675 and $1,000 as of June 30, 2017 and December 31, 2016, respectively. Loan from an unrelated party is payments made by an unrelated party for operating expenses on behalf of the Company. The loan is unsecured, had no written agreement, due on demand with no maturity date and bearing no interest.

NOTE 5 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 500,000,000 shares of common stock and 20,000,000 shares of preferred stock. On December 11, 2015 the Company issued 20,000,000 founders common stock to two directors and officers at par and a discount of $2,000. Of 20,000,000 shares issued, 15,000,000 were redeemed on June 29, 2016. As part of a change of control, the Company issued 200,000,000 shares of its common stock at par and a discount of 20,000 to Chin Kha Foo the sole director and officer of the company on June 30, 2016.

As of June 30, 2017, 205,000,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 6 - SUBSEQUENT EVENT

Management has evaluated subsequent events through August 14, 2017, the date that the financial statements were available to be issued. All subsequent events requiring recognition as of June 30, 2017 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unity Global Holdings Inc. (formerly “Jackson Hill Acquisition Corporation”) was incorporated on December 11, 2015 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Unity Global Holdings Inc. (“Unity” or the “Company”) is a blank check company and qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act which became law in April 2012.

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

As of June 30, 2017 the Company had not generated revenues and had no income or cash flows from operations since inception. The Company had sustained net loss of $3,725 and $8,900 for the three and six months ended June 30, 2017, respectively. The Company had sustained net loss of $2,588 and $3,238 for the three and six months ended June 30, 2016, respectively. The Company has an accumulated deficit of $20,625 and $11,725 as of June 30, 2017 and December 31, 2016, respectively.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the past three years, the Company has issued 205,000,000 common shares pursuant to Section 4(2) of the Securities Act of 1933 at par as follows:

From December 11, 2015 until the date of the report, the Company issued the following shares of its common stock:

Name	Number of Shares

James Cassidy	10,000,000
7,500,000 redeemed on June 29, 2016

James McKillop	10,000,000
7,500,000 redeemed on June 29, 2016

Chin Kha Foo	200,000,000 on June 30, 2016

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

Dated: August 14, 2017

